Form 10-K
GMACM MORTGAGE LOAN TRUST 2005-AR6
filed 2006-03-29
CIK 1342560

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-K

     X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2005

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the transition period to __________ from _______________

     Commission file number: 333-125485-11

                      GMACM MORTGAGE LOAN TRUST 2005-AR6
                                (Issuing Entity)


                   RESIDENTIAL ASSET MORTGAGE PRODUCTS, INC.
                                  (Depositor)


            (Exact name of Registrant as specified in its Charter)

                    Delaware                                41-1955181
           (State or other jurisdiction                  (I.R.S. Employer
           incorporation or organization)              Identification Number)

          8400 Normandale Lake Boulevard, Suite 250
          Minneapolis, Minnesota                          55437
         (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including area code:
                               (952) 857-7000

     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act:  None


     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [] No[X]


     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[X] No[]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to
     this Form 10-K.   [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act.
          Large Accelerated filer  [ ]
          Accelerated filer  [ ]
          Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as
     Defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]


     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter

          Registrant does not have any voting or non-voting common equity.



     DOCUMENTS INCORPORATED BY REFERENCE:  None

     PART I

     ITEM 1.  Business.

               Not Applicable.


     Item 1A.  Risk Factors.

               Not Applicable.

     Item 1B.  Unresolved Staff Comments.

               Not Applicable.


     ITEM 2.  Properties.

              Not Applicable.

     ITEM 3.  Legal Proceedings.

              The registrant is not aware of any material legal proceedings with respect to the trustee, the servicer or the registrant, as related to the trust.



     ITEM 4.  Submission of Matters to a Vote of Security Holders.

              No matters were submitted to a vote or consent of holders of the offered certificates during the fiscal year covered by this report.

     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

              The Trust does not issue stock. There is currently no established public trading market for Certificates. As of December 31, 2005, the number of registered holders of all classes of Notes was 13.


     ITEM 6.  Selected Financial Data.

              Not Applicable.

     ITEM 7. Management's Discussion and Analysis of Financial Condition And Results of Operations.

              Not Applicable.


     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

               Not Applicable.


     ITEM 8.  Financial Statements and Supplementary Data.

              Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

              There was no change of accountants or disagreements with accountants on any matter of accounting principles or practices or financial disclosure.


     ITEM 9A  Controls and Procedures

              Not Applicable.

     ITEM 9B. Other Information.

              None.

     PART III

     ITEM 10.  Directors and Executive Officers of Registrant.

               Not Applicable.

     ITEM 11.  Executive Compensation.

               Not Applicable.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.

               Not Applicable.

     ITEM 13.  Certain Relationships and Related Transactions.

               Not Applicable.

     ITEM 14.  Principal Accountant Fees and Services.

               Not Applicable.

     PART IV

     ITEM 15. Exhibits and Financial Statement Schedules.


(a) Exhibit 31.1  Rule 13a-14(a)/15d-14(a) Certification

    Exhibit 99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities

    Exhibit 99.2 Report of Management as to Compliance with Minimum Servicing Standards

    Exhibit 99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements

    Exhibit 99.4  Aggregate Statement of Principal and Interest Distributions
                 to Certificate Holders


   (b)      Not Applicable.

   (c)      Not Applicable.



                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of March 2006.


         By:  GMAC MORTGAGE CORPORATION, as Servicer


          /s/    Anthony N. Renzi
         Name:   Anthony N. Renzi
         Title:  Executive Vice President


     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
     SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     The registrant has not sent an annual report or proxy material to security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.



     EXHIBIT INDEX

     Exhibit        Description

     Exhibit 31.1   Rule 13a-14(a)/15d-14(a) Certification

     Exhibit 99.1   Annual Independent Accountants' Servicing
                    Reports concerning servicing activities

     Exhibit 99.2   Report of Management as to Compliance with
                    Minimum Servicing Standards

     Exhibit 99.3   Annual Statements of Compliance under the
                    Pooling and Servicing Agreements

     Exhibit 99.4   Aggregate Statement of Principal and
                    Interest Distributions to Certificate Holders